Form 10-Q
period 1996-06-30
WATERS TECHNOLOGY CORP
filed 1996-08-13
CIK 930809

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           for the transition period from __________to__________.


                    Commission File Number:        01-14010
                                                   --------


                               Waters Corporation
                               ------------------
             (Exact name of registrant as specified in the charter)

                Delaware                            13-3668640
                --------                            ----------
    (State or other jurisdiction of      (I.R.S Employer Identification No.)
    incorporation or organization)

                                34 Maple Street
                          Milford, Massachusetts 01757
                          ----------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, include area code:  (508) 478-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

       Yes  (X)                                       No ( )


Number of shares outstanding of the Registrant's common stock as of August 9, 1996: 28,831,482

                      WATERS CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                                       Page
                                                                                       ----
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995          3

          Consolidated Statements of Operations for the three months ended June 30,
          1996 and 1995                                                                  4

          Consolidated Statements of Operations for the six months ended June 30,
          1996 and 1995                                                                  5

          Consolidated Statements of Cash Flows for the six months ended June 30,
          1996 and 1995                                                                  6

          Consolidated Statements of Stockholders' Equity                                7

          Notes to Consolidated Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                             15
Item 2.   Changes in Securities                                                         15
Item 3.   Defaults Upon Senior Securities                                               15
Item 4.   Submission of Matters to a Vote of Security Holders                           15
Item 5.   Other Information                                                             15
Item 6.   Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                              16

                     WATERS CORPORATION  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             June 30, 1996            December 31, 1995
                                                                             -------------            -----------------
                                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $      770                $    3,233
  Accounts receivable, less allowances for doubtful accounts and sales returns of $1,562 and $1,513 at June 30, 1996 and
    December 31, 1995, respectively                                                79,987                    76,087
  Inventories                                                                      53,291                    41,459
  Other current assets                                                              4,214                     2,847
  Net current assets - discontinued operations                                        -                       3,694
                                                                               ------------              ------------
    Total current assets                                                          138,262                   127,320
Property, plant, and equipment, net of accumulated depreciation of $14,405 and $10,154 at June 30, 1996 and December 31,
    1995, respectively                                                             73,267                    70,261
Other assets                                                                       37,014                    29,024
Goodwill, less accumulated amortization of $3,393 and $2,364 at
    June 30, 1996 and December 31, 1995, respectively                             113,394                    72,491
Net long term assets - discontinued operations                                        -                         720
                                                                               ------------              ------------
    Total assets                                                               $  361,937                $  299,816
                                                                               ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long term debt                        $    1,302                $    1,933
    Accounts payable                                                               18,480                    16,757
    Deferred revenue                                                               10,289                     6,945
    Accrued retirement plan contributions                                           8,195                     5,362
    Accrued interest                                                                1,716                     2,527
    Other current liabilities                                                      36,756                    36,763
                                                                               ------------              ------------
      Total current liabilities                                                    76,738                    70,287
Loans under Bank Credit Agreement                                                 236,330                    83,500
Senior Subordinated Notes                                                             -                      75,000
Redeemable preferred stock                                                          6,690                     6,232
Other liabilities                                                                   8,700                     6,679
                                                                               ------------              ------------
      Total liabilities                                                           328,458                   241,698
Commitments and contingent liabilities                                                -                         -
Stockholders' Equity:
    Common stock (par value $ .01, 50,000 shares authorized,
      28,831 and 28,796 shares issued and outstanding at
      June 30, 1996 and December 31, 1995, respectively)                              288                       288
    Additional paid-in capital                                                    145,198                   145,318
    Deferred stock option compensation                                               (951)                   (1,076)
    Accumulated deficit                                                          (109,346)                  (85,403)
    Translation adjustments                                                        (1,306)                     (605)
    Minimum pension liability adjustment                                             (404)                     (404)
                                                                               ------------              ------------
      Total stockholders' equity                                                   33,479                    58,118
                                                                               ------------              ------------
Total liabilities and stockholders' equity                                     $  361,937                $  299,816
                                                                               ============              ============

              The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                                     For the Three Months Ended
                                                              --------------------------------------
                                                                 June 30, 1996       June 30, 1995
                                                                 -------------       -------------

Net sales                                                              $95,965             $84,328

Cost of sales                                                           35,199              31,275

Revaluation of acquired inventory                                        2,440                --
                                                              ------------------   ------------------
  Gross profit                                                          58,326              53,053

Selling, general and administrative expenses                            35,963              31,693

Management fee                                                            --                   383

Goodwill and purchased technology amortization                           1,431                 900

Expensed in-process research and development                            19,300                 --

Research and development expenses                                        5,074               4,418
                                                              ------------------   ------------------
  (Loss) income from operations                                         (3,442)             15,659

Interest expense, net                                                    3,480               7,955

Unrealized loss on future cash flow hedges                                --                 2,461
                                                              ------------------   ------------------
  (Loss) income before income taxes                                     (6,922)              5,243

Provision for income taxes                                               2,932                 876
                                                              ------------------   ------------------
  Net (loss) income before extraordinary item                           (9,854)              4,367

Extraordinary item - (loss) on early retirement of debt                (22,264)                --
                                                              ------------------   ------------------
  Net (loss) income                                                    (32,118)              4,367

Less: accretion of and 6% dividend on preferred stock                      229                 226
                                                              ------------------   ------------------
Net (loss) income available to common stockholders                    ($32,347)             $4,141
                                                              ==================   ==================

(Loss) income per common share:

  (Loss) income per common share from operations                        ($0.32)              $0.17
  Extraordinary (loss) per common share                                 ($0.70)                --
                                                              ------------------   ------------------
  Net (loss) income per common share                                    ($1.02)              $0.17
                                                              ==================   ==================

Weighted average common shares outstanding                              31,782              23,852


            The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                                      For the Six Months Ended
                                                              --------------------------------------
                                                                 June 30, 1996       June 30, 1995
                                                                 -------------       -------------

Net sales                                                            $ 181,278           $ 161,882

Cost of sales                                                           67,313              61,557

Revaluation of acquired inventory                                        2,440                --
                                                              ------------------   ------------------
  Gross profit                                                         111,525             100,325

Selling, general and administrative expenses                            69,392              62,613

Management fee                                                            --                   770

Goodwill and purchased technology amortization                           2,362               1,803

Expensed in-process research and development                            19,300                 --

Research and development expenses                                        9,742               8,514
                                                              ------------------   ------------------
  Income from operations                                                10,729              26,625

Interest expense, net                                                    7,434              16,074

Unrealized loss on future cash flow hedges                                --                 6,347
                                                              ------------------   ------------------
  Income before income taxes                                             3,295               4,204

Provision for income taxes                                               4,974                 677
                                                              ------------------   ------------------
  Net (loss) income before extraordinary item                           (1,679)              3,527

Extraordinary item - (loss) on early retirement of debt                (22,264)                --
                                                              ------------------   ------------------
  Net (loss) income                                                    (23,943)              3,527

Less: accretion of and 6% dividend on preferred stock                      458                 448
                                                              ------------------   ------------------
Net (loss) income available to common stockholders                    ($24,401)             $3,079
                                                              ==================   ==================

(Loss) income per common share:

  (Loss) income per common share from operations                        ($0.07)              $0.13
  Extraordinary (loss) per common share                                 ($0.71)                --
                                                              ------------------   ------------------
  Net (loss) income per common share                                    ($0.78)              $0.13
                                                              ==================   ==================

Weighted average common shares outstanding                              31,354              23,852



             The accompanying notes are an integral part of the consolidated financial statements.

                                             5

                   WATERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (unaudited)


                                                                               For the Six Months Ended
                                                                       -----------------------------------------
                                                                          June 30, 1996       June 30, 1995
Cash flows from operating activities:
 Net (loss) income                                                             ($23,943)        $     3,527
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Unrealized loss on future cash flow hedges                                       -                 6,347
   Depreciation and amortization                                                  4,260               3,813
   Amortization of capitalized software and intangible assets                     3,474               2,941
   Amortization of debt issuance costs                                              536               1,450
   Extraordinary loss on retirement of debt                                      22,264                 -
   Compensatory stock option expense                                                125                 -
   Expensed in-process research and development                                  19,300                 -
 Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                      (768)             10,149
   (Increase) in inventories                                                       (309)               (945)
   (Increase) in other current assets                                              (766)               (515)
   (Increase) in other assets                                                      (300)             (1,013)
   (Decrease) in accounts payable and accrued expenses                           (5,963)             (6,533)
   Increase in deferred revenue                                                   2,337               1,775
   Increase in accrued retirement plan contributions                                 91                 916
   Increase in other liabilities                                                  2,013                 442
                                                                       ------------------   ------------------
     Net cash provided by continuing operations                                  22,351              22,354
 Net cash provided by discontinued operations                                       -                   159
     Net cash provided by operating activities                                   22,351              22,513
Cash flows from investing activities:
 Additions to property, plant and equipment                                      (3,454)             (3,521)
 Software capitalization and other intangibles                                   (1,763)             (1,942)
 Loans to officers                                                                 (356)               -
 Payment to acquire net assets of TA Instruments, Inc.                          (83,349)               -
 Proceeds from sale of discontinued operations                                    4,497                -
                                                                       ------------------   ------------------
     Net cash (used in) continuing operations                                   (84,425)             (5,463)
 Net cash used in discontinued operations                                           -                  (154)
                                                                       ------------------   ------------------
     Net cash (used in) investing activities                                    (84,425)             (5,617)
Cash flows from financing activities:
 Payments for interest rate protection agreements                                (2,282)                -
 Early retirement of Senior Subordinated Notes                                  (91,219)                -
 Payment for issuance of notes and accrued interest                                 -                  (178)
 Net borrowings (repayments) of bank debt                                       152,255              (2,651)
 Stock options exercised                                                            338                 -
                                                                       ------------------   ------------------
     Net cash provided by (used in) financing activities                         59,092              (2,829)
Effect of exchange rate changes on cash                                             519                (192)
                                                                       ------------------   ------------------
     Net change in cash and cash equivalents                                     (2,463)             13,875
Cash and cash equivalents at beginning of period                                  3,233              16,739
                                                                       ------------------   ------------------
     Cash and cash equivalents at end of period                        $            770     $        30,614
                                                                       ==================   ==================


            The accompanying notes are an integral part of the consolidated financial statements.


                      WATERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (unaudited)


                                                                                                           Minimum
                                              Additional       Deferred                      Cumulative    Pension
                                    Common      Paid-In      Stock Option   Accumulated     Translation    Liability
                                    Stock       Capital      Compensation     Deficit       Adjustments    Adjustment     Total
                                    -----       -------      -----------      -------       -----------    ----------     -----
Balance - December 31, 1995          $ 288       $ 145,318        ($1,076)    ($85,403)         ($605)       ($404)    $ 58,118

Net (loss) for the six months
 ended June 30, 1996                   -               -              -        (23,943)            -            -       (23,943)

Stock options exercised                -               338            -             -              -            -           338

Compensatory stock option expense      -               -              125           -              -            -           125

Accretion of and dividend on
 preferred stock                       -              (458)           -             -              -            -          (458)

Translation adjustment for the six
 months ended June 30, 1996            -               -              -             -            (701)          -          (701)
                                     ------     ----------         ------    ---------       --------       ------     --------

Balance - June 30, 1996              $ 288       $ 145,198          ($951)   ($109,346)       ($1,306)       ($404)    $ 33,479
                                     ======     ==========         ======    =========       ========       ======     ========


                                  The accompanying notes are an integral part of the consolidated financial statements.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  Organization and Basis of Presentation

Waters Corporation ("Waters" or the "Company") is a holding company which owns all and only the common stock of Waters Technologies Corporation. Waters acquired ("Waters Acquisition") substantially all the assets of the Waters Chromatography Division (the "Predecessor") of Millipore Corporation ("Millipore") on August 18, 1994.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and the requirements of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 10-K filing with the Securities and Exchange Commission for the year ended December 31, 1995.

2.  Discontinued Operations

On December 31, 1994, the Company announced a plan to sell its process mass spectrometry business. The results of this business have been classified as discontinued operations in the consolidated statements of operations. The largest operation was sold in July 1995 for proceeds, net of associated costs, of approximately $6,500. Remaining operations were sold in January 1996 for proceeds, net of associated costs, of approximately $4,500.


3.  Inventories

Inventories are classified as follows:
                                                    June 30,     December 31,
                                                      1996          1995
                                                      ----          ----
Raw materials                                        $15,332       $10,719
Work in progress                                       6,161         4,201
Finished goods                                        31,798        26,539
                                                     -------       -------

Total Inventories                                    $53,291       $41,459
                                                     =======       =======

4.  Material Transactions/Transition Agreement

In connection with the consummation of the Waters Acquisition, the Company and Millipore entered into a Transition Support and Service Agreement (the "Transition Agreement") whereby Millipore agreed to (i) lease office space, (ii)

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

transfer certain personnel, (iii) provide management information systems, administrative, distribution and facilities management support services, (iv) provide access to its telephone network, and (v) supply certain professional support services. The Company believes that the costs incurred under the Transition Agreement are representative of the charges that would be levied by independent third parties for similar services. The Company incurred net expenses pursuant to this agreement of $1,449 and $2,410 for the three month and six month periods ended June 30, 1996, respectively. The net expenses for the corresponding periods in 1995 were $1,457 and $3,818, respectively. The Company had a net balance payable to Millipore of approximately $393 as of June 30, 1996 and $2,190 as of June 30, 1995. The Company sold product and services totaling $22 and $72 to Millipore during the three month and six month periods ended June 30, 1996, respectively. During the three month and six month periods ended June 30, 1995, the Company sold product and services to Millipore totaling $168 and $406, respectively.

5.  Income Taxes

The Company's effective tax rate for the three and six month periods ended June 30, 1996, excluding non-recurring TAI Acquisition (defined below) charges for the revaluation of acquired inventory and write-off of acquired in-process research and development, was 20%. The Company's effective tax rate for the corresponding periods in 1995 was 18.2%. The Company's 1996 U.S. taxable income will be offset by net operating loss carryforwards.

6.  Debt

In January 1996, the Company entered into a three-year debt swap agreement with the Bank of Boston. The Company swapped $22,000 in notional amount of floating rate LIBOR borrowings for 2,330,240 yen notional amount of borrowings at a fixed interest rate of 1.525% per annum. At representative interest rates and current exchange rates in effect at January 23, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $900 over the term of the swap agreement.

In June 1996, the Company entered into an additional three-year debt swap agreement with Bankers Trust Company. The Company swapped $7,500 in notional amount of floating rate LIBOR borrowings for 817,500 yen notional amount of borrowings at a fixed interest rate of 2.02% per annum. At representative interest rates and current exchange rates in effect at June 26, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $266 over the term of the swap agreement. The Company could also incur higher or lower principal repayments over the term of either swap agreement.

In March 1996, the Company increased the maximum availability under its senior credit facility (the "Bank Credit Agreement") to $300,000 in order to repurchase its 12 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes") and provide additional financial flexibility. The availability under the Bank Credit Agreement will decrease under certain circumstances, including upon certain asset sales, issuance of equity, and incurrence of debt. The line of credit will further decrease by $45,000 at November 22, 1998 and 1999, and will terminate on the earlier of the date on which a Change of Control Event (as defined in the Bank Credit Agreement) occurs and November 22, 2000.

In April 1996, the Company consummated a tender offer (the "Tender Offer") to repurchase $75,000 in principal amount of the Company's Senior Subordinated Notes. The aggregate purchase price paid by the Company in connection with the Tender Offer was $91,219. The Company funded this redemption through additional borrowings under the Bank Credit Agreement. In the second quarter of 1996, the Company recorded an extraordinary loss of $22,264 related to the early extinguishment of the Senior Subordinated Notes.

At August 9, 1996, the Company had aggregate borrowings outstanding under the Bank Credit Agreement of $234,830 and approximately $62,208 in additional borrowings available.

                      WATERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

In March and April 1996, the Company entered into several interest rate protection agreements. These agreements provide payments to the Company if the three month LIBOR rate, as defined, exceeds 8% in 1996, 6% in 1997, and 6.5% in 1998 and 1999 on aggregate borrowings of $183,000 in 1996 and 1997 and $70,000 and $30,000 in 1998 and 1999, respectively.

7.  TA Instruments, Inc. Acquisition

The Company entered into an Agreement and Plan of Merger on March 28, 1996 to acquire all of the capital stock of TA Instruments, Inc. ("TAI") for $83,349 in cash ("TAI Acquisition"). The TAI Acquisition was consummated on May 1, 1996 and was financed through borrowings under the revolving credit facility under the Bank Credit Agreement. TAI develops, manufactures, sells, and services thermal analysis and rheology instrumentation which is used for the physical characterization of polymers and related materials. Thermal analysis and rheology are among the most prevalent techniques employed in the analysis of polymers and other organic/inorganic materials. TAI is the global market leader in the field of thermal analysis. Net sales for TAI were approximately $47,000 in 1995.

In conjunction with the TAI Acquisition, the Company recorded non-recurring charges of $19,300 for the immediate write-off of acquired in-process research and development and $2,440 for the amortized revaluation of acquired inventory. (The total inventory revaluation was $6,100 and the remaining $3,660 unamortized balance at June 30, 1996 will be charged to cost of sales during the third and fourth quarters of 1996.) The Company also recorded goodwill in the transaction which will be amortized over a 40 year period using the straight line method of amortization. The TAI Acquisition was accounted for by the purchase method and the results of its operations have been consolidated with the Company's results from May 1, 1996, the date of the acquisition.

The following unaudited Pro Forma results of operations for the six month periods ended June 30, 1996 and June 30, 1995 give effect to the TAI Acquisition as if the transaction had occurred at the beginning of each such period. The financial data are based on the historical consolidated financial statements for the Company and TAI and the assumptions and adjustments made upon the TAI Acquisition. The Pro Forma results of operations do not (i) purport to represent what the Company's results of operations actually would have been if the TAI Acquisition had occurred as of the beginning of the periods, or (ii) what such results will be for any future periods. The financial data are based upon assumptions that the Company believes are reasonable and should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

                                                        Pro Forma Results
                                                        -----------------

                                                     For the Six Months Ended
                                                     ------------------------
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------
Net sales                                            $  195,473       $ 182,299
(Loss) income from continuing operations             $   (2,092)      $   3,797
Net (loss) income                                    $  (24,356)      $   3,797

(Loss) income per common share from continuing
 operations                                          $     (.08)      $     .14
Net (loss) income per common share                   $     (.79)      $     .14

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

On June 6,1996, the Company announced that its Registration Statement with the Securities and Exchange Commission for a secondary offering of 10 million shares of common stock had been declared effective. Shares were sold by certain selling shareholders of the Company. The Company did not receive any proceeds from the offering.

On May 1, 1996, the Company acquired ("TAI Acquisition") all of the capital stock of TA Instruments, Inc. ("TAI"), a U.S. based company. TAI develops, manufactures, sells, and services thermal analysis and rheology instrumentation which is used for the physical characterization of polymers and related materials. The following discussion of the results of operations for the three and six months ended June 30, 1996 include the results of TAI's operations since the acquisition date.

Results of Operations

Net Sales:

Net sales for the three month period ended June 30, 1996 (the "1996 Quarter") and six month period ended June 30, 1996 (the "1996 Period"), which include TAI results from May 1, 1996, were $96.0 million and $181.3 million, respectively, compared to $84.3 million for the three month period ended June 30, 1995 (the "1995 Quarter") and $161.9 million for the six month period ended June 30, 1995 (the "1995 Period"), an increase of 14% for the Quarter and 12% for the Period. Excluding unfavorable currency effects, consolidated net sales grew by 19% for the Quarter and 15% for the Period. Further excluding the effects of TAI, the Waters traditional business grew 8% for the Quarter and 9% for the Period as compared to the 1995 Quarter and Period. Worldwide revenue growth would have been higher had the Company been able to ship all orders for its new Alliance product during the Quarter. Alliance product orders exceeded plan and the Company is currently increasing production volume to enable shipment of these orders, which is now planned for the second half of 1996. Excluding TAI and unfavorable currency effects, the Company's international business grew 8% for the Quarter. Growth was geographically broad based, although certain select European geographies experienced slower growth in the second quarter than in the first quarter of 1996. The U.S. business grew 8% during the 1996 Quarter, a higher growth rate than the past several years during which revenues were largely flat, reflecting the success of the Company's Alliance product which was introduced in March 1996. Worldwide pharmaceutical sales, which account for over 40% of the Company's business, continued the strong growth experienced in 1995. Product sales for TA Instruments, Inc. were strong and increased consolidated sales by 11% as compared to the 1995 Quarter and 6% as compared to the 1995 Period.

Gross Profit:

Gross profit increased to $58.3 million in the 1996 Quarter and $111.5 million in the 1996 Period from $53.1 million in the 1995 Quarter and $100.3 million in the 1995 Period, an increase of $5.2 million or 11% for the Quarter and $11.2 million or 11% for the Period. In the 1996 Quarter, the Company recorded a $2.4 million charge for revaluation of acquired inventory resulting from the TAI Acquisition. (The total inventory revaluation was $6.1 million and there was a remaining $3.7 million unamortized balance at June 30, 1996.) Excluding the effects of this charge, gross profit increased $7.7 million or 15% for the 1996 Quarter and $13.6 million or 14% for the 1996 Period. Gross profit as a percentage of sales, excluding the inventory revaluation charge, improved to 63.3% during the 1996 Quarter and 62.9% for the 1996 Period, from 62.9% during the 1995 Quarter and 62.0% in the 1995 Period. During the 1996 period, the Company continued to improve manufacturing productivity.

During the third and fourth quarters of 1996, the Company will incur charges to cost of sales for the amortization of the $3.7 million of remaining revaluation of acquired inventory.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses increased to $36.0 million in the 1996 Quarter as compared to $31.7 million the 1995 Quarter, an increase of $4.3 million or 14%. Selling, general and administrative expenses for the 1996 Period increased $6.8 million or 11% to $69.4 million, up from $62.6 million in the 1995 Period. Selling, general and administrative expenses, as a percentage of net sales, remained relatively flat in comparison with the 1995 Quarter and Period.

Management Fee:

Until November 1995, the Company paid AEA Investors Inc. and Bain Capital, Inc. an annual fee of $1.5 million plus out of pocket expenses for general management, financial and other corporate advisory services. The agreement was terminated in conjunction with the Company's November 1995 initial public offering of stock (the "Offering").

Goodwill and Purchased Technology Amortization:

Goodwill and purchased technology amortization increased by $.5 million or 56% as compared to the 1995 Quarter and $.6 million or 31% as compared to the 1995 Period. The increase was primarily related to the acquisition of TA Instruments, Inc. on May 1, 1996.

Expensed In-Process Research and Development:

In the 1996 Quarter, the Company wrote off $19.3 million of the TAI Acquisition purchase price related to in-process research and development acquired in the TAI Acquisition. Generally accepted accounting principles prohibit capitalization of acquired research and development expenditures.

Research and Development Expenses:

Research and development expenses increased to $5.1 million in the 1996 Quarter from $4.4 million in the 1995 Quarter, an increase of $.7 million or 15%. There was a corresponding $1.2 million or 14% increase in research and development expenses for the Period, from $8.5 million in the 1995 Period to $9.7 million in the 1996 Period. These increases reflect the Company's continued commitment to new product development. In March 1996, Waters introduced its new Alliance/TM/ HPLC systems. Alliance/TM/ systems are modular and allow scientists the flexibility to create tailored systems, which deliver more consistent and accurate results and are more compact and easier to maintain than conventional component systems.

Operating Income:

The Company experienced an operating loss of $3.4 million for the 1996 Quarter compared to operating income of $15.7 million for the 1995 Quarter due to the impact of the revaluation of acquired inventory and in-process research and development charges associated with the TAI Acquisition. As a result of these factors, the Company experienced a corresponding decrease in income from operations for the Period from $26.6 million in the 1995 Period to $10.7 million in the 1996 Period. Excluding the effects of the TAI Acquisition related charges, operating income for the Quarter increased to $18.3 million, a 17% increase over the 1995 Quarter, and operating income for the Period increased to $32.5 million, a 22% increase over the 1995 Period, reflecting sales growth in our traditional business, improved productivity, and the inclusion of TAI operating results from the date of acquisition.

Interest Expense:

Contemporaneously with the November 1995 Offering, the Company retired $25 million of Senior Subordinated Notes and all outstanding indebtedness under the original bank credit agreement with proceeds from the Offering and its new bank agreement. In April 1996, the Company consummated a tender offer to repurchase and retire the remaining $75 million of Senior Subordinated Notes (the "Tender Offer"). The Company's average debt levels for the 1996 Quarter and Period were substantially lower than debt levels for the 1995 Quarter and Period due to the application of net proceeds from the Offering and strong operating cash flows generated during 1996. The reduced indebtedness and more favorable interest rates under the new bank credit agreement resulted in a 56% decrease in interest expense for the 1996 Quarter to $3.5 million as compared to $8.0 million in the 1995 Quarter. Interest expense for the 1996 Period decreased $8.6 million or 54%, from $16.1 million in 1995 to $7.4 million in 1996.

Unrealized Losses on Future Cash Flow Hedges:

During 1995, the Company periodically entered into forward exchange contracts to economically hedge a significant portion of the U.S. dollar value of its anticipated future international cash flows. Generally accepted accounting principles required that those contracts outstanding at period end be valued at current market value with the resulting unrealized gain or loss reflected in the statements of operations even though they economically hedged anticipated future cash flows. In the fourth quarter of 1995, the Company ceased to hedge anticipated future international cash flows and therefore liquidated those particular forward currency contracts. During the 1995 Quarter and 1995 Period, the Company recorded losses of $2.5 million and $6.3 million, respectively, for unrealized losses on future cash flow hedges.

Provision for Income Taxes:

The Company's effective income tax rate for the 1996 Period, excluding non-recurring TAI Acquisition charges for the revaluation of acquired inventory and write-off of acquired in-process research and development, was 20.0%. The effective income tax rate for the 1995 Period was 18.2%. The Company's 1996 U.S. taxable income will be offset by net operating loss carryforwards.

Net Income (Loss) before Extraordinary Item:

The Company generated a net loss before extraordinary items of $9.9 million in the 1996 Quarter and $1.7 million in the 1996 Period compared to income of $4.4 million for the 1995 Quarter and $3.5 million for the 1995 Period. These declines were the result of the TAI Acquisition related charges totaling $21.7 million. Excluding the effects of these charges, net income before extraordinary items increased to $11.9 million in the 1996 Quarter, up $7.5 million or 172% as compared to the 1995 Quarter. In addition, net income before extraordinary items for the Period increased to $20.1 million from $3.5 million in the 1995 Period, an increase of $16.5 million or 468%, reflecting net sales growth in the traditional business, results from the TAI Acquisition, a continuing focus on cost reductions in all operating areas, a $4.5 million reduction in interest expense, and the discontinuance of currency contracts which generated unrealized losses on future cash flow hedges in the 1995 Quarter and Period.

Extraordinary Item:

During the 1996 Quarter, the Company repurchased $75 million in principal amount of its Senior Subordinated Notes. The Company recorded a $22.2 million charge associated with the early extinguishment of this debt.

Net Income (Loss):

The Company generated a net loss of $32.1 million in the 1996 Quarter compared to $4.4 million net income in the 1995 Quarter. Net loss for the Period was $23.9 million compared to net income of $3.5 million in the 1995 Period. The decline was the result of the aforementioned TAI Acquisition charges and charges for the early extinguishment of debt. Loss per share of $1.02 for the 1996 Quarter and $.78 for the 1996 Period decreased in comparison with $.17 income per share in the 1995 Quarter and $.13 income per share in the 1995 Period. Income per share, before the effect of the TAI Acquisition and extraordinary charges was $.37 for the 1996 and $.63 for the 1996 Period.

Liquidity and Capital Resources:

The Company generated $22.1 million in operating cash flows during the 1996 Period primarily as a result of the $23.9 million net loss, more than offset by $7.7 million of depreciation and amortization, $22.3 million for early extinguishment of debt (see "Tender Offer" below), and the $19.3 million charge from the TAI Acquisition for in-process research and development.

Net cash used in investing activities of $84.4 million was the result of $83.3 million used to acquire TAI and additions to property, plant and equipment and software capitalization, offset by proceeds from the sale of remaining discontinued Extrel operations.

Net cash provided by financing activities of $59.4 million primarily consisted of $152.2 million of net borrowings of bank debt, offset by $91.2 million used in the early extinguishment of Senior Subordinated Notes and $2.3 million used for payments for interest rate protection agreements.

In April 1996, the Company consummated the Tender Offer for an aggregate repurchase price of $91.2 million. The Company funded this redemption through additional borrowings under the Bank Credit Agreement. Prior to the commencement of the Tender Offer, the Bank Credit Agreement was amended in March 1996 to provide for aggregate borrowings, as defined, totaling $300 million and to permit the expected completion of the acquisition of TA Instruments, Inc.

In January 1996, the Company entered into a three-year debt swap agreement with the Bank of Boston. The Company swapped $22 million in notional amount of floating rate LIBOR borrowings for 2,300 million yen notional amount of borrowings at a fixed interest rate of 1.525% per annum. At representative interest rates and current exchange rates in effect at January 23, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $.9 million over the term of the swap agreement.

In June 1996, the Company entered into an additional three-year debt swap agreement with Bankers Trust Company. The Company swapped $7.5 million in notional amount of floating rate LIBOR borrowings for 817.5 million yen notional amount of borrowings at a fixed interest rate of 2.02% per annum. At representative interest rates and current exchange rates in effect at June 26, 1996, the effective date of the agreement, the Company would lower its annual interest costs by approximately $.3 million over the term of the swap agreement. The Company could also incur higher or lower principal repayments over the term of either swap agreement.

In March and April 1996, the Company entered into several interest rate protection agreements. These agreements provide payments to the Company if the three month LIBOR rate, as defined, exceeds 8% in 1996, 6% in 1997, and 6.5% in 1998 and 1999 on aggregate borrowings of $183,000 in 1996 and 1997 and $70,000 and $30,000 in 1998 and 1999, respectively.

At August 9, 1996, the Company had aggregate borrowings outstanding under the Bank Credit Agreement of $235 million and approximately $62 million additional borrowings available.

The Company believes that existing cash balances and cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund future working capital needs, capital spending requirements and debt service requirements of the Company in the foreseeable future.

Cautionary Statement:

Certain statements contained herein are forward looking. Many factors could cause actual results to differ from these statements, including loss of market share through competition, introduction of competing products by other companies, pressure on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of new products by the HPLC industry, changes in the healthcare market and the pharmaceutical industry, changes in distribution of the Company's products, and interest rate and foreign exchange fluctuations.

Part II:  Other information

Item 1. Legal Proceedings

          The Company is not party to any legal proceedings other than litigation incidental to normal business activities. The outcome of such litigation is not expected to have a material adverse effect on the Company.

Item 2. Changes in Securities

          Not Applicable

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          The Waters Corporation annual meeting of stockholders was held on May 7, 1996 at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission (the Board of Directors was re-elected in its entirety), the election of auditors for the Company, the approval and adoption of the Company's Long-Term Performance Incentive Plan, the approval and adoption of the Company's Employee Stock Purchase Plan, the approval and adoption of the Company's Non-Employee Director Deferred Compensation Plan, and the approval and adoption of the Company's Non-Employee Director Stock Option Plan.

          As of March 25, 1996, the record date for said meeting, there were 28,795,685 shares of Waters Corporation common stock entitled to vote at the meeting. At such meeting, the holders of 22,406,676 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

            Matter                                      For           Withheld or Against
            ------                                      ---           -------------------
          Election of Directors
                   For All Nominees                   22,372,973             33,703
          Election of Auditors                        22,398,647              8,029
          Approval and adoption of the Company's
                   Long-Term Performance Incentive
                   Plan                               20,102,262          2,304,414
          Approval and adoption of the Company's
                   Employee Stock Purchase Plan       21,765,195            641,481
          Approval and adoption of the Company's
                   Non-Employee Director Deferred
                   Compensation Plan                  22,259,241            147,435
          Approval and adoption of the Company's
                   Non-Employee Director Stock
                   Option Plan                        22,152,611            254,065

Item 5.   Other Information
            Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit 27 - Financial Data Schedule
          (b) A report on Form 8-K was filed on May 15, 1996 relating to the consummation of the Purchase and Sale Agreement, dated March 28, 1996, to acquire all of the capital stock of TA Instruments, Inc.

                      WATERS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 9, 1996        Waters Corporation



                              /s/ Philip S. Taymor
                              --------------------
                              Philip S. Taymor
                              Senior Vice President and Chief Financial
                              Officer